Form 10KSB
period 2007-12-31
BEDMINSTER CAPITAL CORP
filed 2008-03-10
CIK 1401093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-52665

BEDMINSTER CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-8285508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

90 Washington Valley Road, Bedminster, New Jersey	07921
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(908) 719-8941

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:
Class A Common Stock, par value $.0001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year. $0

Aggregate market value of the Class A Common Stock held by non-affiliates of the Company as of December 31, 2007: $N/A.

Number of shares of the registrant’s common stock outstanding as of March 7, 2008: 8,955,900 shares of Class A Common Stock and 2,154,000 shares of Class B Common Stock.

i

Except as otherwise required by the context, all references in this prospectus to "we", "us”, "our" or "Company" refer to the operations of Bedminster Capital Corp., a Nevada corporation.

Forward-Looking Statements and Associated Risks

 The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements contained in this annual report of the Company discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. Some statements contained in this annual report on Form 10-KSB that are not historical facts (including without limitation statements to the effect that we "believe," "expect," "anticipate," "plan," "intend," "foresee," or other similar expressions) and are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts of our plan of operation and do not include the potential impact of any future acquisitions or operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements.

PART I

Item 1.     Description of Business.

We were incorporated in Nevada on January 16, 2007. Our principal business is the ownership and management of real estate. We will buy, manage, operate, rehabilitate and dispose of real property of various types and descriptions, and engage in such other business and investment activities as would benefit the Company and its shareholders. We will seek income producing commercial or residential property and all of the Company's properties will be managed by professional third party property management companies.

Offices

Our principal executive offices are located at 90 Washington Valley Road, Bedminster, New Jersey 07921 and our telephone number will be (908) 719-8941.

Our Operating Strategy

We intend to enhance shareholder value through opportunistic capital investment in real estate where we believe we can achieve higher cash flows and capital appreciation as a result of our efforts. Our strategy for achieving our goals consists of the following elements:

•	focusing our investments in markets that we believe have favorable conditions to support growth in occupancy and rental rates,

•	utilizing financial leverage to enhance returns on shareholders’ equity, and

•	periodically recycling capital through opportunistic sales or recapitalizations of properties.

We will initially favor the northeastern region of the United States particularly where we perceive there to be the potential to acquire properties that we believe we can enhance the value of the properties through the execution of our strategy. However, we will not limit our acquisitions to any particular individual geographic markets or submarkets. Moreover, we will not restrict our acquisitions to certain locations in markets or submarkets, as we may find value-adding investment opportunities in large metropolitan areas, suburban submarkets, smaller cities or rural locations.

Our Real Estate Acquisition Criteria

We expect to acquire at a discount to replacement cost, fee, leasehold, mortgage or other interests in well-located, sometimes under-performing real estate. We will attempt to identify those submarkets with job growth opportunities and demand demographics that support potential long-term value appreciation for our properties. We seek to identify and acquire properties with the following characteristics:

•	significant potential for increases in the number of tenant leases and the potential for increased rental rates,

•	locations in markets currently in transition or recovery with favorable long-term job growth and supply/demand demographics, which may allow for increased occupancy or rental rates,

•	potential for future sale or disposition,

•	under-capitalized or non-strategic ownership,

•	historic mismanagement or under-management,

•	under-valued compared with other properties within their market,

•	barriers to additional or replacement projects, and

•	overlooked by major public and private institutional holders of properties.

We may also acquire real estate in transactions where our affiliate is purchasing the business utilizing the real estate. In such cases, we will pay fair market value for the property and the affiliate will lease the property at fair market rates.

Acquisition Structures We May Use

We may utilize a number of different acquisition structures in order to maximize our financing opportunities, effectively utilize our capital and manage our tax exposure. Our acquisition structures may include:

•	purchasing the underlying fee interest in properties,

•	acquiring interests in an entity owning properties,

•	forming joint ventures for property and portfolio acquisitions,

•	acquiring leasehold interests in properties, and

•	acquiring mortgages secured by properties, with a view towards acquiring the underlying property.

In any of these structures, we may exchange shares of our Class A Common Stock for acquisitions of properties in order to permit sellers to dispose of assets in a tax efficient manner.

Financing Strategy

We intend to use both equity and debt financing to acquire our properties. We are not limited in the amount of leverage that we may have. However, we expect to manage our operations so that our aggregate borrowings, secured and unsecured, will be reasonable in relation to the value of the properties that we own. At this time, we expect that our debt will average 60% to 80% of the market value of our properties. When interest rates on mortgage loans are high or financing is otherwise unavailable on terms that are satisfactory to us, we may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. We have no limits on the amount we may invest in any single property or on the amount we can borrow for the purchase of any property.

By operating on a leveraged basis, we will have more funds available for investment in properties. These additional funds will allow us to make more investments than would otherwise be possible, resulting in a more geographically diversified portfolio. From time to time, depending on market conditions, we may choose to refinance our debt. The benefits of the refinancing may include an increase in cash flow resulting from reduced debt service requirements and longer amortization periods, an increase in distributions from proceeds of the refinancing and an increase in property ownership and purchase of additional property if refinancing proceeds are reinvested in real estate.

Real Estate Investment Policies

We will look for real estate investment opportunities in hotels, apartments, office buildings and shopping centers. The acquisition of any new real estate investments will depend on our ability to find suitable investment opportunities and the availability of sufficient financing to acquire such investments. To help fund any such acquisition, we plan to borrow funds to leverage its investment capital. The amount of any such debt will depend on a number of factors including, but not limited to, the availability of financing and the sufficiency of the acquisition property's projected cash flows to support the operations and debt service.

Management of the Properties

We will engage third party management companies as agents to manage all of our properties. Generally such agreements will provide for a management fee between 2% and 5% of the gross monthly receipts of each property and are for a term of one year, but can be terminated by either party upon thirty days written notice.

Whitetail Group Agreement

On January 17, 2007, we entered into an agreement with the Whitetail Group Inc. (“Whitetail”) to provide the Company with real estate transaction management and portfolio management services (the “Whitetail Agreement”), which became effective on March 1, 2007.

The principals of the Whitetail Group have accumulated decades of experience in all aspects of real estate as both advisors and principals. Their expertise is multi-disciplinary, ranging from complex contract negotiations to due diligence, property management as well as portfolio management skills and expertise. The Whitetail Agreement will provide for a one year term renewable annually at the Company’s option. The agreement is ongoing until cancelled by either party with 90 days written notice.

Whitetail’s transaction management services for acquisitions and dispositions will include: identification of investment opportunities; assistance with the selection of acquisitions or dispositions compatible with strategy; purchase or sale contract negotiations; due diligence; assistance with the procurement of financing; closing and post closing hand over to property management. For these transaction services, the Company will pay Whitetail an initial payment of $2,000 upon signing the agreement and a 1.5% fee upon the successful purchase of each property, a .75% fee for each refinancing completed, a .5% fee of all gross renewal of all lease agreements, a 1.25% fee of all new lease agreements, a 1% fee for all sales of property, and an initial $10,000 fee for each new property taken under management and a monthly fee of the greater of 1.75% of the gross rental income or $2,500. In addition, Whitetail will provide the Company with portfolio management services which will include the selection and supervision of property managers; reviewing performance of properties and property managers; coordination of debt service and cross-collateralized leverage; and submission of acquisition and disposition proposals to the Company. For these portfolio services, the Company will pay Whitetail a monthly cash fee equal to 1.75% of the gross monthly revenue generated by all of the properties owned by the Company.

Competition

The real estate market is highly competitive. Competing properties may be newer or have more desirable locations than our properties. If the market does not absorb newly constructed properties, market vacancies will increase and market rents may decline. As a result, we may have difficulty leasing units within our properties and may be forced to lower rents on leases to compete effectively.

We compete for the acquisition of properties with many entities, including, among others, publicly traded REIT’s, life insurance companies, pension funds, partnerships and individual investors. Many competitors may have substantially greater financial resources than us. In addition, certain competitors may be willing to accept lower returns on their investments. If competitors prevent us from buying properties that may be targeted for acquisition, our capital appreciation and valuation may be impacted.

Patent and Trademarks

We currently do not own any patents, trademarks or licenses of any kind and therefore we have no protected rights with respect to our services.

Governmental Regulations

We may be subject to applicable regulations governing the real estate industry, including those governing fair housing and federally backed mortgage programs. Although we will use our best efforts to comply with applicable regulations, we can provide no assurance of our ability to do so, nor can we fully predict the effect of these regulations on our proposed activities.

Employees

Currently we have no employees other than Paul Patrizio, our sole officer and director and we outsource our real estate services to Whitetail, which has several employees and provides our real estate transaction management and portfolio management services.  In addition, we currently outsource our accounting and management functions as needed on an ongoing basis.

Item 2.     Description of Property.

Our executive offices are located at 90 Washington Valley Road, Bedminster, New Jersey 07921. We are currently being provided with space at this location by an unrelated third party, who is not related to us, pursuant to a one year lease which commenced March 1, 2007 for $225 per month. Such lease expired March 1, 2008 and is continuing on a month to month basis. We believe that these spaces are sufficient and adequate to operate our current business.

Item 3.     Legal Proceedings.

The Company is not a party to any pending or threatened legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

Market Information

Our shares of common stock have never been traded on any recognized stock exchange, however,  a market maker has  applied to have our shares of Class A Common Stock quoted on the OTCBB.

As of March 7, 2008 in accordance with our transfer agent records, we had 50 record holders of our Class A Common Stock, holding 8,955,900 shares.

Dividends

Holders of our common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefore. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

Recent Sales of Unregistered Securities

None.

Item 6.     Management’s Discussion and Analysis or Plan of Operations.

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

Separation from Bedminster National

During August 2007, we were spun-off from our former parent Bedminster National.  We are in the business of managing and owning real estate. Following the distribution, we are an independent public company and Bedminster National no longer maintains any stock ownership in us.

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

First Quarter 2008

We will continue to seek opportunities to acquire real estate. We will attempt to raise $200,000 in debt financing for working capital. We expect that the $200,000 in debt financing will be a private placement to individual investors of short term notes personally guaranteed by management.

Second Quarter 2008

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

Third Quarter 2008

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

Fourth Quarter 2008

If we have not already completed the financing transaction during the third quarter, we intend to close on such additional financing for working capital and corporate overhead. We will also take steps to increase our staff during this period. We intend to actively recruit new board members with appropriate experience and hire a corporate staff including a chief financial officer.

Going Concern

As reflected in the Company’s Financial Statements and Note 6 to the Financial Statements which accompany this Information Statement, the Company’s accumulated deficit from inception of $281,991, negative working capital of $193,618 and negative cash flow from operations of $116,002 from inception raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional debt or capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

To successfully grow the individual segments of our business, we must raise additional capital through a combination of public or private equity or debt offerings or strategic alliances. Our future success is dependent upon raising additional money to provide for the necessary operations of the company.

If we are unable to obtain such additional financing, there would be a material adverse effect on our business, financial position, and results of operations. Our continuation as a going concern is dependent on our ability to generate sufficient capital to meet our obligations on a timely basis, and to implement and grow our business. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to us

Results of Operations

From Inception, January 16, 2007, through December 31, 2007

Revenues

We had no revenues from inception through December 31, 2007.

Operating Expenses

Total operating expenses from inception through December 31, 2007 were $277,603, consisting of $264,982 for professional fees and $12,621 for general and administrative expenses. The cost and expenses from inception through December 31, 2007 were attributable primarily to professional fees incurred in connection with our formation and management fees and management fees as set forth below.

Net Loss

Our net loss from inception through December 31, 2007 was $281,991.

The Company has entered into a management services agreement with Apogee Holdings Inc (a company controlled by our President and majority stockholder of our former parent) that became effective March 1, 2007. The management agreement ends December 31, 2017 and calls for an annual fee of $240,000 (which amount shall be increased by $5,000 when and if the Company’s revenues, based on the trailing twelve months over proforma basis, exceed $5,000,000 and there after increase by an additional $2,000 for each proforma revenue increase of $5,000,000), which management fee shall increase by no less then 5% annually. In the event of termination of services without cause, the agreement provides that the Company shall pay the amount of the balance of the term of the agreement up to a maximum of $250,000. Apogee will also earn an annual bonus as follows: ten percent of the annual adjusted EBITDA based on the audited consolidated results of the Company. 40% of such bonus shall be paid in cash and the remaining 60% shall be paid in shares of Class A Common Stock of the Company based on an amount equal to 120% of the annual average stock price. Such shares shall be restricted from sale for a period of three years from the date that Apogee receives such bonus shares. Apogee will also be entitled to an additional bonus of $100,000 in cash if and when the Company became a separate publicly traded entity, provided that the Board shall determine that the Company has sufficient funds to pay such bonus or any portion of such bonus from time to time.  As of December 31, 2007, the Company has paid $102,500 of management fees to Apogee and recorded $65,000 as the fair value of fees forgiven by the management company as an in-kind contribution of services.

Liquidity and Capital Resources

As of December 31, 2007 we had $23 in cash. In January 2007, Signature Bank approved a $100,000 line of credit for the Company which was increased to $200,000 in December 2007. The line provides an interest rate of 1% above the prime rate (8.25% as of December 31, 2007) on all outstanding amounts and requires monthly payments of 1/36 of all principal amounts outstanding under the line plus interest.  The principal officer has guaranteed the line and there is $112,652 outstanding under the line as of December 31, 2007.

We believe we can not currently satisfy our cash requirements over the next twelve months with our current cash and our bank lines. However, management plans to obtain additional financing in order to sustain operations for at least the next twelve months. Also completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goal of profit, revenue and growth.

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

In June 2006, the FASB published FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The adoption of FIN 48 is not expected to have a material effect on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, “ Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“ SFAS 160” ). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. An ownership interest in subsidiaries held by parties other than the parent should be presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. SFAS 160 requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for similarly as equity transactions. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value, with any gain or loss recognized in earnings. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interests. SFAS 160 is effective for fiscal years (including interim periods within those fiscal years) beginning on or after December 15, 2008 (October 1, 2009 for the Company). Earlier adoption is prohibited. The statement shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirement which shall be applied retrospectively for all periods presented. The Company is currently evaluating the impact SFAS 160 will have on its consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 7.     Financial Statements.

BEDMINSTER CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007

Report of Independent Registered Pubic Accounting Firm

The Board of Directors and Stockholders,

Bedminster Capital Corp. (A Development Stage Company)

We have audited the accompanying balance sheet of Bedminster Capital Corp. (A Development Stage Company) as of December 31, 2007, and the related statement of operations, stockholders' equity and cash flows for the year ended December 31, 2007.  These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bedminster Capital Corp. (A Development Stage Company) as of December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the financial statements, the Company is in the development stage and has incurred losses and negative cash flows from operating activities. As of December 31, 2007, management believes that the Company will require additional financing to fund its operations, but cannot assure that such financing will be available. Such matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments related to the recoverability and classification of assets, or the amounts and classification of liabilities, that may result from the outcome of this uncertainty.

/s/ WithumSmith+Brown, P.C.
New Brunswick, NJ

March 5, 2008

BEDMINSTER CAPITAL CORP
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 2007

ASSETS

CURRENT ASSETS
Cash	$23
Total Current Assets	23
OTHER ASSETS
Deposits	450
Total Other Assets	450

TOTAL ASSETS	$473

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Line of credit	$112,652
Accounts payable and accrued expenses	81,439
Total Current Liabilities	194,091

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding	-
Common stock – Class A, $0.0001 par value, 200,000,000 shares authorized, 8,955,900 shares issued and outstanding	896
Common stock – Class B, $0.0001 par value, 3,000,000 shares authorized, 2,154,000 shares issued and outstanding	215
Additional paid in capital	87,262
Accumulated deficit during development stage	(281,991)
Total Stockholders’ Deficit	(193,618)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$473

The accompanying notes to financial statements are an integral part of this statement.

BEDMINSTER CAPITAL CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

For the Period from January 16, 2007 (Inception) to December 31, 2007

REVENUES	$-

OPERATING EXPENSES
Professional fees	264,982
General and administrative	12,621
Total Operating Expenses	277,603

LOSS FROM OPERATIONS	(277,603)

OTHER INCOME (EXPENSE)
Interest	(4,388)
Total Other Income (Expense)	(4,388)

NET LOSS	$(281,991)

Net loss per share - basic and diluted	$(0.03)

Weighted average number of shares outstanding during the period - basic and diluted	$11,064,248

The accompanying notes to financial statements are an integral part of this statement.

BEDMINSTER CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JANUARY 16, 2007 (INCEPTION) TO DECEMBER 31, 2007

						Accumulated
						Deficit
						During the
	Common Stock - A		Common Stock - B			Development
	Shares	Amount	Shares	Amount	APIC	Stage	Total

Common stock issued to
parent for cash ($0.0001/share)	6,218,000	$622	2,156,000	$215	$2,282	$-	$3,119

Common stock issued to
parent for cash ($0.0001/share)	2,535,900	254	-	-	-	-	254

Common stock issued for services	200,000	20	-	-	19,980	-	20,000

Services contributed	-	-	-	-	65,000	-	65,000

Conversion of Class B shares to Class A shares	2,000	-	(2,000)	-	-	-	-

Net loss for the period January 16, 2007
(inception) to December 31, 2007	-	-	-	-	-	(281,991)	(281,991)

December 31, 2007 Balance	8,955,900	$896	2,154,000	$215	$87,262	$(281,991)	$(193,618)

The accompanying notes to financial statements are an integral part of this statement.

BEDMINSTER CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

For the Period from January 16, 2007 (Inception) to December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(281,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for service	20,000
Services contributed	65,000
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	81,439
Increase in deposits	(450)
Net Cash Used In Operating Activities	(116,002)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	3,373
Proceeds from lines of credit	112,652

Net Cash Provided By Financing Activities	116,025

NET INCREASE IN CASH	23

CASH AT BEGINNING OF PERIOD	-

CASH AT END OF PERIOD	$23

Supplementary disclosure of cash flow information:

Cash paid for interest	$4,386

The accompanying notes to financial statements are an integral part of this statement.

BEDMINSTER CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of presentation and Organization

Bedminster Capital Corp. (a development stage company) (the “Company”) was incorporated under the laws of the State of Nevada on January 16, 2007.  The Company was organized to own and manage real estate. The Company will buy, manage, operate, rehabilitate and dispose of real property of various types and descriptions, and engage in such other business and investment activities as would benefit the Company and its shareholders. It will seek income producing commercial or residential property and all of the Company's properties will be managed by professional third party property management companies.   The Company was a wholly owned subsidiary of Bedminster National Corp, (BNC), until August 2007, when the Company was spun off.

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

(C) Cash Equivalents

The Company’s policy is to consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(D) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  At December 31, 2007, net operating losses totaled $281,991. The Company recorded a full valuation allowance of approximately $113,000 at December 31, 2007 to reflect the estimated amount of deferred tax assets which are currently not realizable.

BEDMINSTER CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s consolidated financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

 (E) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(F) Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues upon completion of services and sale of real estate has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable. The Company had no revenues for the year ended December 31, 2007.

(G) Financial Instruments

The Company’s financial instruments consist of cash and lines of credit.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

(H) Long-Lived Assets

The Company’s policy is to account for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 "Accounting for Goodwill and Other Intangible Assets" and "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 142 and 144").  In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

BEDMINSTER CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007

(I) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”   There are no dilutive securities outstanding as of December 31, 2007.

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
AS OF DECEMBER 31, 2007

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

In June 2006, the FASB published FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial

Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The adoption of FIN 48 is not expected to have a material effect on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, “ Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“ SFAS 160” ). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. An ownership interest in subsidiaries held by parties other than the parent should be presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. SFAS 160 requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for similarly as equity transactions. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value, with any gain or loss recognized in earnings. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.

BEDMINSTER CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007

It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interests. SFAS 160 is effective for fiscal years (including interim periods within those fiscal years) beginning on or after December 15, 2008 (October 1, 2009 for the Company). Earlier adoption is prohibited. The statement shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirement which shall be applied retrospectively for all periods presented. The Company is currently evaluating the impact SFAS 160 will have on its consolidated financial statements.

NOTE 2      STOCKHOLDERS’ DEFICIT

(A) Common Stock Issued for Cash

On January 16, 2007, the Company issued 6,218,000 shares of Class A common stock and 2,156,000 shares of Class B common stock to its former parent, Bedminster National Corp (BNC) for a subscription receivable of $837 ($0.0001 per share).  On April 19, 2007 BNC paid the outstanding subscription receivable.

On September 13, 2007, the Company issued 2,535,900 shares of Class A common stock to its former parent, Bedminster National Corp (BNC) for $2,536.

(B) Conversion of Class A to Class B

During 2007 a stockholder converted 2,000 shares of Class B common stock shares to 2,000 Class A common stock shares.

All issued and outstanding shares of Class A common stock and Class B common stock shall be identical and shall entitle the holders to the same rights and privileges except that the Class A shares have no voting rights.

(C) Common Stock issued for Services

In October 2007, the Company issued 200,000 class A shares for services with a fair value of $20,000 based on a fair market of $0.10 per share.

During 2007, Apogee Management (see Note 3) agreed to forgive $65,000 of management fees due under the contract.  The Company has recorded the forgiveness as contributed capital.

  NOTE 3        RELATED PARTY TRANSACTIONS

The Company has entered into a management services agreement with Apogee Holdings Inc. (“Apogee”), a related party due to common ownership, that became effective March 1, 2007.

BEDMINSTER CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007

The management agreement ends December 31, 2017 and calls for an annual fee of $240,000 (which amount shall be increased by $5,000 when and if the Company’s revenues, based on the trailing twelve months over proforma basis, exceed $5,000,000 and there after increase by an additional $2,000 for each proforma revenue increase of $5,000,000), which management fee shall increase by no less then 5% annually.  In the event of termination of services without cause, the agreement provides that the Company shall pay the amount of the balance of the term of the agreement up to a maximum of $250,000. Apogee will also earn an annual bonus as follows: ten percent of the annual adjusted EBITDA based on the audited consolidated results of the Company.  40% of such bonus shall be paid in cash and the remaining 60% shall be paid in shares of Class A Common Stock of the Company based on an amount equal to 120% of the annual average stock price.  Such shares shall be restricted from sale for a period of three years from the date that Apogee receives such bonus shares.  Apogee will also be entitled to an additional bonus of $100,000 in cash if and when the Company becomes a separate publicly traded entity, provided that the Board shall determine that the Company has sufficient funds to pay such bonus or any portion of such bonus from time to time. As of December 31, 2007, the Company has paid $102,500 and Apogee has waived $65,000 under the management agreement.

NOTE 4     LINES OF CREDIT

In January 2007, Signature Bank approved a $100,000 line of credit for the Company.  In November 2007 the line of credit was increased to $200,000.  The line bears interest at a rate of 1% above the prime rate (8.25% as of December 31, 2007) on all outstanding amounts and requires monthly payments of 1/36 of all principal amounts outstanding under the line plus interest.  The line of credit is secured by all the assets of the Company and the Company’s former parent.  The CEO, Paul Patrizio, has also personally guaranteed repayment of the line.  As of December 31, 2007 there is $112,652 outstanding under the line.

NOTE 5     COMMITMENTS AND CONTINGENCIES

(A) Management Service Agreement

The Company has entered into a management services agreement with Apogee Holdings Inc. (“Apogee”), a related party due to common ownership, that became effective March 1, 2007.  The management agreement ends December 31, 2017 and calls for an annual fee of $240,000 (which amount shall be increased by $5,000 when and if the Company’s revenues, based on the trailing twelve months over proforma basis, exceed $5,000,000 and there after increase by an additional $2,000 for each proforma revenue increase of $5,000,000), which management fee shall increase by no less then 5% annually.

BEDMINSTER CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007

In the event of termination of services without cause, the agreement provides that the Company shall pay the amount of the balance of the term of the agreement up to a maximum of $250,000. Apogee will also earn an annual bonus as follows: ten percent of the annual adjusted EBITDA based on the audited consolidated results of the Company.  40% of such bonus shall be paid in cash and the remaining 60% shall be paid in shares of Class A Common Stock of the Company based on an amount equal to 120% of the annual average stock price.  Such shares shall be restricted from sale for a period of three years from the date that Apogee receives such bonus shares.  Apogee will also be entitled to an additional bonus of $100,000 in cash if and when the Company becomes a separate publicly traded entity, provided that the Board shall determine that the Company has sufficient funds to pay such bonus or any portion of such bonus from time to time. As of December 31, 2007, the Company has paid $102,500 and Apogee has waived $65,000 under the management agreement.

The Company committed to issue 900 in shares in payment of services for settlement of accounts payable.

NOTE 6      GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage, has an accumulated deficit from inception of $227,555, negative working capital of  $139,182, at December 31, 2007, and has a negative cash flow from operations of $223,167 from inception through December 31, 2007.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 8.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On December 28, 2007, Webb & Company, P.A. (“Webb”) resigned as independent auditor for the Company.  On January 7, 2007, the Company engaged WithumSmith+Brown, a Professional Corporation (“Withum”) as its principal independent auditor.  This decision to engage Withum was ratified by the majority approval of the Board of Directors of the Company.

Item 8A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the period ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CFO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Given the Company’s recent inception it has not performed an assessment of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.   Such assessment is not currently required under the Sarbanes-Oxley Act.  If such analysis was undertaken it is possible that it may have had a material impact on the Company’s financial reporting.

Item 8B.     Other Information.

None.

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name and age of our sole executive officer and director.

Name	Age	Position	Date of Appointment

Paul Patrizio	51	President, Chief Executive Officer, Chief Financial Officer, Chairman	January 16, 2007

Set forth below is a brief description of the background and business experience of our sole executive officer and director for the past five years.

Paul Patrizio

Paul Patrizio has been the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors since our inception on January 16, 2007.  Since its inception in April 2005, Mr. Patrizio has held the same positions with Bedminster National, a public company quoted on the OTCBB under the symbol “BMSTA”. Mr. Patrizio has been Chairman and the principal stockholder of Apogee Holdings Inc. and Apogee Partners Ltd., private investment companies (collectively “Apogee”), since 1999. From 1999 to 2005 Apogee has provided investment capital and consulting services with respect to management, financing and development matters to various small and medium sized companies. Prior to Apogee, he was a Senior Managing Director and partner at Angel Investments LLC, an investment banking firm and registered broker-dealer based in New York City which where he specialized in corporate finance matters . Prior to Angel, Mr. Patrizio was a practicing attorney and a partner in a New York City law firm where he specialized in corporate and securities matters. From July 2004 to March 2005, Mr. Patrizio was the Chairman and Chief Financial Officer of Somerset International Group Inc. a public company (OTC:SOSI) which is currently a holding company for Secure Systems, Inc. a wireless security company. From July 2000 until July 2002, Mr. Patrizio was Chairman of Teleservices Group Inc., a company which installed and maintained telecommunications equipment. Mr. Patrizio was also a director of Berliner Communications Inc. (OTCBB:BERL), a wireless communications infrastructure provider from June 2000 until December 2001.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

None.

Family Relationships

No family relationships exist among our directors or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Code of Ethics

We have adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent beneficial owners were timely filed as of the date of this filing.

Item 10.     Executive Compensation.

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2007 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Paul Patrizio, (1) President, Chief	2007	$0	0	0	0	0	0	0	$0
Executive Officer,	2006	$0	0	0	0	0	0	0	$0
Chief Financial Officer

(1) The Company has entered into a management services agreement with Apogee Holdings Inc (a company controlled by our President and majority stockholder of our former parent) that became effective March 1, 2007. The management agreement ends December 31, 2017 and calls for an annual fee of $240,000 (which amount shall be increased by $5,000 when and if the Company’s revenues, based on the trailing twelve months over proforma basis, exceed $5,000,000 and there after increase by an additional $2,000 for each proforma revenue increase of $5,000,000), which management fee shall increase by no less then 5% annually. In the event of termination of services without cause, the agreement provides that the Company shall pay the amount of the balance of the term of the agreement up to a maximum of $250,000. Apogee will also earn an annual bonus as follows: ten percent of the annual adjusted EBITDA based on the audited consolidated results of the Company. 40% of such bonus shall be paid in cash and the remaining 60% shall be paid in shares of Class A Common Stock of the Company based on an amount equal to 120% of the annual average stock price. Such shares shall be restricted from sale for a period of three years from the date that Apogee receives such bonus shares. Apogee will also be entitled to an additional bonus of $100,000 in cash if and when the Company became a separate publicly traded entity, provided that the Board shall determine that the Company has sufficient funds to pay such bonus or any portion of such bonus from time to time.  As of December 31, 2007, the Company has paid $102,500 of management fees to Apogee and recorded $65,000 as the fair value of fees forgiven by the management company as an in-kind contribution of services.

Outstanding Equity Awards at Fiscal Year-End Table. There were no individual grants of stock options to purchase our common stock made to the named executive officers in the Summary Compensation Table during the fiscal year ended December 31, 2007, and the subsequent period up to the date of the filing of this prospectus.

Compensation of Directors

For the fiscal year ended December 31, 2007, we did not compensate our directors for their services.

Item 11.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our capital stock, as of March 7, 2008, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5%of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(2)

Class A Common Stock	Paul Patrizio(1)	5,000,000	55.83%

Class A Common Stock	All officers and directors as a group (1 in number)	5,000,000	55.83%

Class B Common Stock	Paul Patrizio(1)	2,000,000	92.85%

Class B Common Stock	All officers and directors as a group (1 in number)	2,000,000	92.85%
____________

(1)	The person listed is an officer and/or director of us and the address for each beneficial owner is 90 Washington Valley Road, Bedminster, NJ 07921.

(2)
Based on 8,955,900 shares of Class A Common Stock issued and outstanding, and 2,154,000 shares of Class B Common Stock issued and outstanding as of March 7, 2008. The shares of Class A Common Stock have no voting rights. The shares of Class B Common Stock have voting rights.

Item 12.    Certain Relationships and Related Transactions.

The Company has entered into a management services agreement with Apogee Holdings Inc. (a company controlled by our President and majority stockholder of our parent) that became effective March 1, 2007. The management agreement ends December 31, 2017 and calls for an annual fee of $240,000 (which amount shall be increased by $5,000 when and if the Company’s revenues, based on the trailing twelve months over per forma basis, exceed $5,000,000 and there after increase by an additional $2,000 for each proforma revenue increase of $5,000,000), which management fee shall increase by no less then 5% annually. In the event of termination of services without cause, the agreement provides that the Company shall pay the amount of the balance of the term of the agreement up to a maximum of $250,000. Apogee will also earn an annual bonus as follows: ten percent of the annual adjusted EBITDA based on the audited consolidated results of the Company. 40% of such bonus shall be paid in cash and the remaining 60% shall be paid in shares of Class A Common Stock of the Company based on an amount equal to 120% of the annual average stock price. Such shares shall be restricted from sale for a period of three years from the date that Apogee receives such bonus shares. Apogee will also be entitled to an additional bonus of $100,000 in cash if and when the Company becomes a separate publicly traded entity, provided that the Board shall determine that the Company has sufficient funds to pay such bonus or any portion of such bonus from time to time. As of December 31, 2007, the Company has paid $102,500 and Apogee has waived $65,000 under the management agreement.

Item 13.     Exhibits.

Exhibit No.	Title of Document	Location

3.1.1	Articles of Incorporation	Incorporated by reference to Form 10-SB filed on May 31, 2007

3.2	Bylaws	Incorporated by reference to Form 10-SB filed on May 31, 2007

14.1	Code of Ethics	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Item 14.     Principal Accounting Fees and Services.

Audit Fees

For our fiscal year ended December 31, 2007, we were billed approximately $14,961.25 for professional services rendered for the audit and reviews of our financial statements.

Tax Fees

For our fiscal year ended December 31, 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2007.

Audit Related Fees

For our fiscal year ended December 31, 2007, we were not billed for professional services rendered for audit related fees.

Pre-approval Policy

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2007 were pre-approved by the entire Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEDMINSTER CAPITALCORP.

By:	/s/ Paul Patrizio
PAUL PATRIZIO
President, Chief Executive Officer, Chief Financial Officer

Date:	March 7, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paul Patrizio	President, Chief Executive Officer,	March 7, 2008
PAUL PATRIZIO	Chief Financial Officer