Form 10-Q
period 2008-06-30
BEDMINSTER CAPITAL CORP
filed 2008-08-05
CIK 1401093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of June 30, 2008: 895,590 shares of Class A Common Stock and 215,400  shares of Class B Common Stock.

BEDMINSTER CAPITAL CORP.

Table of Contents

Item 1. Financial Information

BEDMINSTER CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
As ofJune 30, 2008

BEDMINSTER CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash	$10,156	$23
Total Current Assets	10,156	23
OTHER ASSETS
Deposits	450	450
Total Other Assets	450	450

TOTAL ASSETS	$10,606	$473

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Line of credit	$197,420	$112,652
Accounts payable and accrued expenses	95,379	81,439
Notes Payable - Related Party	5,000	-
Total Current Liabilities	297,799	194,091

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock – Class A, $0.0001 par value, 200,000,000 shares authorized, 895,590 shares issued and outstanding	90	90
Common stock – Class B, $0.0001 par value, 3,000,000 shares authorized, 215,400 shares issued and outstanding	22	22
Additional paid in capital	186,761	88,261
Deficit accumulated during development stage	(474,066)	(281,991)
Total Stockholders’ Deficit	(287,193)	(193,618)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,606	$473

The accompanying notes to financial statements are an integral part of these statements.

BEDMINSTER CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended	Period from January 16, 2007 (Inception) to	Three Months Ended		Cumulative from January 16, 2007 (Inception) to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	180,094	95,650	82,218	80,269	445,075
General and administrative	6,033	2,365	14,981	1,413	18,654
Total Operating Expenses	186,127	98,015	97,199	81,682	463,729

LOSS FROM OPERATIONS	(186,127)	(98,015)	(97,199)	(81,682)	(463,729)

OTHER EXPENSE
Interest expense	(5,948)	(839)	(7,414)	(749)	(10,337)
Total Other Expense	(5,948)	(839)	(7,414)	(749)	(10,337)

NET LOSS	$(192,075)	$(98,854)	$(104,613)	$(82,431)	$(474,066)

Net loss per share - basic and diluted	$(0.17)	$(0.12)	$(0.09)	$(0.10)

Weighted average number of shares outstanding - basic and diluted	1,110,990	837,400	1,110,990	837,400

The accompanying notes to financial statements are an integral part of these statements.

BEDMINSTER CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30, 2008	Period from January 16, 2007 (Inception) to June 30, 2007	Cumulative from January 16, 2007 (Inception) to June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(192,075)	$(98,854)	$(474,066)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for service	-	-	20,000
Services contributed	-	40,000	65,000
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	112,440	16,262	193,879
Increase in deposits	-	(450)	(450)
Net Cash Used In Operating Activities	(79,635)	(43,042)	(195,637)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	837	3,373
Proceeds from issuance of notes payable – related party	5,000	-	5,000
Proceeds from lines of credit	84,768	42,701	197,420
Net Cash Provided By Financing Activities	89,768	43,538	205,793

NET INCREASE IN CASH	10,133	496	10,156

CASH AT BEGINNING OF PERIOD	23	-	-

CASH AT END OF PERIOD	$10,156	$496	$10,156

Supplementary disclosure of cash flow information:
Cash paid for interest	$5,948	$839	$10,337

Schedule of non-cash investing and financing transactions:
Related party forgave accounts payable which were recorded as an increase to paid in capital	98,500	-	98,500

The accompanying notes to financial statements are an integral part of these statements.

BEDMINSTER CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2008

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of presentation and Organization

The accompanying unaudited condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (the “Commission”) and include the results of Bedminster Capital Corp. (a developmental stage company) (the “Company”).  Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  Statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the year ended December 31, 2008.  In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s financial position as of June 30, 2008 and the results of its operations and cash flows for the three and six month period ended June 30, 2008.  Results for the six months ended June 30, 2008 are not necessarily indicative of results that may be expected for the entire year.  The unaudited condensed financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2007 included in the Company’s Form 10-KSB filed with the Commission on March 10, 2008.

The Company was incorporated under the laws of the State of Nevada on January 16, 2007.  The Company was organized to manage investment assets and provide trust services. The Company will provide institutions and high net worth individuals with trust and custodial services and related financial advisory services.  The Company was a wholly owned subsidiary of Bedminster National Corp. until August 2007, when the Company was spun off.

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

(D) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  At June 30, 2008, deferred tax assets amounted to approximately $185,000 which related to net operating loss carryforwards.  The Company recorded a full valuation allowance to reflect the estimated amount of deferred tax assets which are currently not realizable.

BEDMINSTER CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2008

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

(F) Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.  The Company had no revenues for the quarter and six months ended June 30, 2008.

(G) Financial Instruments

The Company’s financial instruments consist of cash and lines of credit.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

(H) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  There are no dilutive securities outstanding as of June 30, 2008.

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

BEDMINSTER CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2008

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160” ). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. An ownership interest in subsidiaries held by parties other than the parent should be presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. SFAS 160 requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for similarly as equity transactions. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value, with any gain or loss recognized in earnings. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interests. SFAS 160 is effective for fiscal years (including interim periods within those fiscal years) beginning on or after December 15, 2008 (October 1, 2009 for the Company). Earlier adoption is prohibited. The statement shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirement which shall be applied retrospectively for all periods presented. The Company is currently evaluating the impact SFAS 160 will have on its consolidated financial statements.

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

In the event of termination of services without cause, the agreement provides that the Company shall pay the amount of the balance of the term of the agreement up to a maximum of $250,000. Apogee will also earn an annual bonus as follows: ten percent of the annual adjusted EBITDA based on the audited consolidated results of the Company.  40% of such bonus shall be paid in cash and the remaining 60% shall be paid in shares of Class A Common Stock of the Company based on an amount equal to 120% of the annual average stock price.  Such shares shall be restricted from sale for a period of three years from the date that Apogee receives such bonus shares.  Apogee will also be entitled to an additional bonus of $100,000 in cash if and when the Company becomes a separate publicly traded entity, provided that the Board shall determine that the Company has sufficient funds to pay such bonus or any portion of such bonus from time to time.  For the six months ended June 30, 2008, the Company has paid $60,000 under the management agreement and $98,500 has been waived by Apogee. This $98,500 was recorded as an increase to paid in capital.  For the period January 16, 2007 (inception) to June 30, 2008, the Company has paid $162,500 under the management agreement and since inception a total of $163,500 in fees have been waived by Apogee.  On June 30, 2008, the Company and Apogee mutually agreed to terminate the management services.

At June 30, 2008, the Company had a $5,000 note payable due to Bedminster National Corp used for operating expenses. (“BNC”).  There are no definite repayment terms associated with the note.  BNC is the former parent of the Company (see Note 1).

BEDMINSTER CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2008

NOTE 3    LINES OF CREDIT

In January 2007, Signature Bank approved a $100,000 line of credit for the Company.  In November 2007 the line of credit was increased to $200,000.  The line bears interest at a rate of 1% above the Wall Street Journal prime rate (5% as of June 30, 2008) on all outstanding amounts and requires monthly payments of 1/36 of all principal amounts outstanding under the line plus interest.  The line of credit is secured by all the assets of the Company and the Company’s former parent.  The CEO, Paul Patrizio, has also personally guaranteed repayment of the line.  As of June 30, 2008 there is $197,420 outstanding under the line (including accrued interest).

NOTE 4    COMMITMENTS AND CONTINGENCIES

On June 30, 2008, the Company entered into an advisory agreement with Theseus Asset Management Company LLC (“Advisor”). The duties of the Advisor include, among other things, locating, investigating, evaluating, and recommending real estate and mortgage loan investment and sales opportunities, as well as financing and refinancing sources. The Advisor also serves as consultant in connection with the Company’s business plan and investment policy decisions made by the Board.

The Advisory Agreement provides for the advisor to receive monthly base compensation at the higher of $35,000 or 0.16666% per month (2.0% on an annualized basis) of the Company’s Average Invested Assets. In addition to base compensation, the Advisor receives an incentive fee equal to 20.0% of net income for the year in excess of an initial 10.0% return. In addition, the Company agreed to issue 3,000,000 Class A Common Shares to the Advisor. The shares are to be issued as soon as reasonably possible after the effective date of the 1-for-10 reverse split (see Note 6) and cannot be sold until June 30, 2011.

The Advisory Agreement further provides that the Advisor shall bear the cost of certain expenses of its employees, excluding fees paid to the Company’s Directors or financial personnel; rent and other office expenses of both the Advisor and the Company (unless the Company maintains office space separate from that of the Advisor); costs not directly identifiable to the Company’s assets, liabilities, operations, business or financial affairs; and miscellaneous administrative expenses relating to the performance by the Advisor of its duties under the Advisory Agreement.

NOTE 5   GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage, has an accumulated deficit from inception of $474,066, negative working capital of $287,643 at June 30, 2008, and has a negative cash flow from operations of $195,637 from inception through June 30, 2008.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  Management believes that actions presently being taken to obtain additional funding and implement its strategic plans may provide the opportunity for the Company to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6    STOCKHOLDERS’ DEFICIT

A one-for-ten reverse stock split was effected during April 2008.  The Company retained the current par value of $.0001 per share for all shares or its Class A and Class B common stock.  All references in the financial statements to the number of shares outstanding and per share amounts have been restated to reflect the effect of the reverse stock split for all periods presented.  Stockholders’ deficit reflects the reverse stock split by reclassifying from “Common stock” to “additional paid in capital” an amount equal to the par value of the reduced shares arising from the reverse split.

NOTE 7    SUBSEQUENT EVENT

The Company issued 3,000,000 Class A Common Shares under the new advisory agreement with Theseus Asset Management LLC in the third quarter of 2008 (see Note 4).

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

Third Quarter 2008

We will continue to seek opportunities to acquire real estate. We will attempt to raise $200,000 in debt financing for working capital. We expect that the $200,000 in debt financing will be a private placement to individual investors of short term notes personally guaranteed by management.

Fourth Quarter 2008

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

First Quarter 2009

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

Second Quarter 2009

If we have not already completed the financing transaction during the third quarter, we intend to close on such additional financing for working capital and corporate overhead. We will also take steps to increase our staff during this period. We intend to actively recruit new board members with appropriate experience and hire a corporate staff including a chief financial officer.

Going Concern

As reflected in the accompanying financial statements, the Company is in the development stage, has an accumulated deficit from inception of $474,066, negative working capital of $287,643 at June 30, 2008, and has a negative cash flow from operations of $195,637 from inception through June 30, 2008.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

From Inception, January 16, 2007, through June 30, 2008

Revenues

We had no revenues from inception through June 30, 2008.

Operating Expenses

Total operating expenses from inception through June 30, 2008 were $463,729, consisting of $445,075 for professional fees and $18,654 for general and administrative expenses. The cost and expenses from inception through June 30, 2008 were attributable primarily to professional fees incurred in connection with our formation and management fees and management fees as set forth below.

Net Loss

Our net loss from inception through June 30, 2008 was $474,066.

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

In the event of termination of services without cause, the agreement provides that the Company shall pay the amount of the balance of the term of the agreement up to a maximum of $250,000. Apogee will also earn an annual bonus as follows: ten percent of the annual adjusted EBITDA based on the audited consolidated results of the Company.  40% of such bonus shall be paid in cash and the remaining 60% shall be paid in shares of Class A Common Stock of the Company based on an amount equal to 120% of the annual average stock price.  Such shares shall be restricted from sale for a period of three years from the date that Apogee receives such bonus shares.  Apogee will also be entitled to an additional bonus of $100,000 in cash if and when the Company becomes a separate publicly traded entity, provided that the Board shall determine that the Company has sufficient funds to pay such bonus or any portion of such bonus from time to time.  For the six months ended June 30, 2008, the Company has included in professional fees $126,000 under the management agreement and $98,500 has been waived by Apogee. This $98,500 was recorded as an increase to paid in capital.  For the period January 16, 2007 (inception) to June 30, 2008, the Company has incurred expense of $326,000 under the management agreement and since inception a total of $163,500 in fees have been waived by Apogee.  On June 30, 2008, the Company and Apogee mutually agreed to terminate the management services agreement.

At June 30, 2008, the Company had a $5,000 note payable due to Bedminster National Corp. (“BNC”).  BNC is the former parent of the Company (see Note 1).

Liquidity and Capital Resources

As of June 30, 2008 we had $ 10,156  in cash.  In January 2007, Signature Bank approved a $100,000 line of credit for the Company.  In November 2007 the line of credit was increased to $200,000.  The line bears interest at a rate of 1% above the Wall Street Journal prime rate (5% as of June 30, 2008) on all outstanding amounts and requires monthly payments of 1/36 of all principal amounts outstanding under the line plus interest.  The line of credit is secured by all the assets of the Company and the Company’s former parent.  The CEO, Paul Patrizio, has also personally guaranteed repayment of the line.  As of June 30, 2008 there is $197,420 outstanding under the line (including accrued interest).

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

We effectuated a one-for-ten reverse stock split during April 2008.  We retained the current par value of $.0001 per share for all shares or our Class A and Class B common stock.  All references in the financial statements to the number of shares outstanding and per share amounts have been restated to reflect the effect of the reverse stock split for all periods presented.  Stockholders’ deficit reflects the reverse stock split by reclassifying from “Common stock” to “additional paid in capital” an amount equal to the par value of the reduced shares arising from the reverse split.

Subsequent Event

The Company issued 3,000,000 Class A Common Shares under the new advisory agreement with Theseus Asset Management LLC in the third quarter of 2008 (see Note 4).

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160” ). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. An ownership interest in subsidiaries held by parties other than the parent should be presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. SFAS 160 requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for similarly as equity transactions. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value, with any gain or loss recognized in earnings. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interests. SFAS 160 is effective for fiscal years (including interim periods within those fiscal years) beginning on or after December 15, 2008 (October 1, 2009 for the Company). Earlier adoption is prohibited. The statement shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirement which shall be applied retrospectively for all periods presented. The Company is currently evaluating the impact SFAS 160 will have on its consolidated financial statements.

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

Bedminster Capital Corp

Date: August 4 , 2008	By:	/s/ Paul Patrizio
Paul Patrizio
President, Chief Executive Officer, Chief Financial Officer