Form 10-Q
period 2008-09-30
BEDMINSTER CAPITAL CORP
filed 2008-11-13
CIK 1401093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of November 10, 2008: 931,590 shares of Class A Common Stock and 215,400 shares of Class B Common Stock.

BEDMINSTER CAPITAL CORP.

Table of Contents

Item 1. Financial Information
BEDMINSTER CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30,	December 30,
	2008	2007
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash	$9,334	$23
Total Current Assets	9,334	23
OTHER ASSETS
Deposits	450	450
Total Other Assets	450	450

TOTAL ASSETS	$9,784	$473

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Lines of credit	$211,428	$112,652
Accounts payable and accrued expenses	249,907	81,439
Note payable - related party	5,000	-
Total Current Liabilities	466,335	194,091

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding
	-	-
Common stock – Class A, $0.0001 par value, 200,000,000 shares authorized,
895,590 shares issued and outstanding	90	90
Common stock – Class B, $0.0001 par value, 3,000,000 shares authorized,
215,400 shares issued and outstanding	22	22
Additional paid in capital	186,761	88,261
Deficit accumulated during development stage	(643,424)	(281,991)
Total Stockholders’ Deficit	(456,551)	(193,618)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,784	$473

The accompanying notes to financial statements are an integral part of these statements.

BEDMINSTER CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)

		Period from			Cumulative from
		January 16,			January 16,
	Nine Months Ended	2007 (Inception) to	Three Months Ended		2007 (Inception) to
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	341,973	162,800	161,879	67,150	606,955
General and administrative	9,565	6,236	3,532	3,871	22,186
Total Operating Expenses	351,538	169,036	165,411	71,021	629,141

LOSS FROM OPERATIONS	(351,538)	(169,036)	(165,411)	(71,021)	(629,141)

OTHER EXPENSE
Interest expense	(9,895)	(2,351)	(3,947)	(1,512)	(14,283)
Total Other Expense	(9,895)	(2,351)	(3,947)	(1,512)	(14,283)

NET LOSS	$(361,433)	$(171,387)	$(169,358)	$(72,533)	$(643,424)

Net loss per share - basic and diluted	$(0.33)	$(0.16)	$(0.15)	$(0.07)

Weighted average number of shares outstanding
during the period - basic and diluted	1,110,990	1,090,990	1,110,990	1,090,990

The accompanying notes to financial statements are an integral part of these statements.

BEDMINSTER CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)

		Period from	Cumulative from
		January 16,	January 16,
	Nine Months Ended	2007 (Inception) to	2007 (Inception) to
	September 30, 2008	September 30, 2007	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(361,433)	$(171,387)	$(643,424)
Adjustments to reconcile net loss to net cash used in
operating activities:
Common stock issued for service	-	-	20,000
Services contributed	98,500	65,000	163,500
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	168,468	26,366	249,907
Increase in deposits	-	(450)	(450)
Net Cash Used In Operating Activities	(94,465)	(80,471)	(210,467)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	3,373	3,373
Proceeds from issuance of note payable - related party	5,000	-	5,000
Net proceeds from lines of credit	98,776	79,429	211,428
Net Cash Provided By Financing Activities	103,776	82,802	219,801

NET INCREASE IN CASH	9,311	2,331	9,334

CASH AT BEGINNING OF PERIOD	23	-	-

CASH AT END OF PERIOD	$9,334	$2,331	$9,334

Supplementary disclosure of cash flow information
Cash paid for interest	$9,895	$2,351	$14,283

The accompanying notes to financial statements are an integral part of these statements.

BEDMINSTER CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation and Organization

The accompanying unaudited condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (the “Commission”) and include the results of Bedminster Capital Corp. (a developmental stage company) (the “Company”).  Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  Statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the year ended December 31, 2008.  In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s financial position as of September 30, 2008 and the results of its operations and cash flows for the three and nine month period ended September 30, 2008.  Results for the nine months ended September 30, 2008 are not necessarily indicative of results that may be expected for the entire year.  The unaudited condensed financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2007 included in the Company’s Form 10-KSB filed with the Commission on March 10, 2008.

The Company was incorporated under the laws of the State of Nevada on January 16, 2007.  We are in the business of managing and owning real estate.  The Company was a wholly owned subsidiary of Bedminster National Corp. until August 2007, when the Company was spun off.

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

(D) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  At September 30, 2008, deferred tax assets amounted to approximately $260,000 which related to net operating loss carryforwards.

BEDMINSTER CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008

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

(F) Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.  The Company had no revenues for the quarter and nine months ended September 30, 2008.

(G) Financial Instruments

The Company’s financial instruments consist of cash and lines of credit.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

(H) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  There are no dilutive securities outstanding as of September 30, 2008.

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

BEDMINSTER CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. An ownership interest in subsidiaries held by parties other than the parent should be presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. SFAS 160 requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for similarly as equity transactions. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value, with any gain or loss recognized in earnings. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interests. SFAS 160 is effective for fiscal years (including interim periods within those fiscal years) beginning on or after December 15, 2008 (October 1, 2009 for the Company). Earlier adoption is prohibited. The statement shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirement which shall be applied retrospectively for all periods presented. The Company is currently evaluating the impact SFAS 160 will have on its consolidated financial statements.

NOTE 2    RELATED PARTY TRANSACTIONS

The Company had entered into a management services agreement with Apogee Holdings Inc. (“Apogee”), a related party due to common ownership, that became effective March 1, 2007.  The management agreement was to end on December 31, 2017 and called for an annual fee of $240,000 (which amount was to be increased by $5,000 when and if the Company’s revenues, based on the trailing twelve months over proforma basis, exceed $5,000,000 and thereafter increased by an additional $2,000 for each proforma revenue increase of $5,000,000), which management fee shall increase by no less than 5% annually.  On June 30, 2008, the Company and Apogee mutually agreed to terminate the management services.

For the nine months ended September 30, 2008, the Company has paid $60,000 under the Apogee management agreement and $98,500 has been waived by Apogee. This $98,500 was recorded as an increase to additional paid in capital.  For the period January 16, 2007 (inception) to September 30, 2008, the Company has paid $162,500 under the management agreement and since inception a total of $163,500 in fees has been waived by Apogee.

On July 1, 2008, the Company entered into an advisory agreement with Theseus Asset Management Company LLC (“Advisor”), a related party due to common ownership.  The duties of the Advisor include, among other things, locating, investigating, evaluating, and recommending real estate and mortgage loan investment and sales opportunities, as well as financing and refinancing sources.  The Advisor also serves as consultant in connection with the Company’s business plan and investment policy decisions made by the Board.

The Advisory Agreement provides for the advisor to receive monthly base compensation at the higher of $35,000 or 0.16666% per month (2.0% on an annualized basis) of the Company’s Average Invested Assets.  In addition to base compensation, the Advisor receives an incentive fee equal to 20.0% of net income for the year in excess of an initial 10.0% return.  In addition, the Company agreed to issue 3,000,000 Class A Common Shares to the Advisor.  The shares are to be issued as soon as reasonably possible after the effective date of the 1-for-10 reverse stock split (see Note 5) and cannot be sold until June 30, 2011.  As of September 30, 2008, the Company has not issued these shares.  The Company has valued the shares at $0.01 per share and has accrued $30,000 in professional fees during the third quarter of 2008 for this transaction.

BEDMINSTER CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008

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

For the nine months ended September 30, 2008, the Company has incurred fees of $105,000 under the Advisory Agreement and is included in professional fees.  No amounts for fees have been paid during the nine months ended September 30, 2008.  At September 30, 2008, $105,000 has been accrued for these fees and is included in accounts payable and accrued expenses.

For the period January 16, 2007 (inception) to September 30, 2008, the Company has incurred fees of $105,000 under the Advisory Agreement and is included in professional fees.  No amounts for fees have been paid during the period January 16, 2007 (inception) to September 30, 2008.
At September 30, 2008, the Company had a $5,000 note payable due to Bedminster National Corp (“BNC”) used for operating expenses.  There is no definite repayment terms associated with the note.  BNC is the former parent of the Company (see Note 1).

NOTE 3    LINES OF CREDIT

In January 2007, Signature Bank approved a $100,000 line of credit for the Company.  In November 2007 the line of credit was increased to $200,000.  The line bears interest at a rate of 1% above the Wall Street Journal prime rate (6% as of September 30, 2008) on all outstanding amounts and requires monthly payments of 1/36 of all principal amounts outstanding under the line plus interest.  The line of credit is secured by all the assets of the Company and the Company’s former parent.  The CEO, Paul Patrizio, has also personally guaranteed repayment of the line.  As of September 30, 2008 there is $200,950 outstanding under the line (including accrued interest).

In June 2008, PNC Bank extended to the Company a credit line of $10,000.  As of September 30, 2008, the line bears an interest rate of 15% on all outstanding balances.  As of September 30, 2008 there is $10,478 outstanding under the line (including accrued interest).

NOTE 4   GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage, has a deficit accumulated during the development stage of $643,424, negative working capital of $457,001 at September 30, 2008, and has a negative cash flow from operations of $210,467 from inception through September 30, 2008.  These factors raise substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  Management believes that actions presently being taken to obtain additional funding and implement its strategic plans may provide the opportunity for the Company to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans may provide the opportunity for the Company to continue as a going concern.

To successfully grow the individual segments of the business, the Company must raise additional capital through a combination of public or private equity or debt offerings or strategic alliances. The Company’s future success is dependent upon raising additional money to provide for the necessary operations of the company.

If the Company is unable to obtain such additional financing, there would be a material adverse effect on the business, financial position, and results of operations. The Company’s continuation as a going concern is dependent on it’s ability to generate sufficient capital to meet its obligations on a timely basis, and to implement and grow the business. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company.

BEDMINSTER CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008

NOTE 5    STOCKHOLDERS’ DEFICIT

A one-for-ten reverse stock split was effected during April 2008.  The Company retained the current par value of $0.0001 per share for all shares or its Class A and Class B common stock.  All references in the financial statements to the number of shares outstanding and per share amounts have been restated to reflect the effect of the reverse stock split for all periods presented.  Stockholders’ deficit reflects the reverse stock split by reclassifying from “common stock” to “additional paid in capital” an amount equal to the par value of the reduced shares arising from the reverse split.

NOTE 6    SUBSEQUENT EVENT

The Company issued 36,000 Class A Common Shares under the consulting agreement for services rendered in the fourth quarter of 2008.

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

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

Fourth Quarter 2008

We will continue to seek opportunities to acquire real estate. We will attempt to raise $ 200,000 in debt financing for working capital. We expect that the $200,000 in debt financing will be a private placement to individual investors of short term notes personally guaranteed by management.

First Quarter 2009

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

Second Quarter 2009

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

Going Concern

As reflected in the accompanying financial statements, the Company is in the development stage, has an accumulated deficit during the development stage of $643,424, negative working capital of $457,001 at September 30, 2008, and has a negative cash flow from operations of $210,467 from inception through September 30, 2008.  These factors raise substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

From Inception, January 16, 2007, through September 30, 2008

Revenues

We had no revenues from inception through September 30, 2008.

Operating Expenses

Total operating expenses from inception through September 30, 2008 were $629,141, consisting of $606,955 for professional fees and $22,186for general and administrative expenses. The cost and expenses from inception through September 30, 2008 were attributable primarily to professional fees incurred in connection with our formation and management fees and management fees as set forth below.

Net Loss

Our net loss from inception through September 30, 2008 was $643,424.

Liquidity and Capital Resources

As of September 30, 2008 we had $ 9,334 in cash.  In January 2007, Signature Bank approved a $100,000 line of credit for the Company.  In November 2007 the line of credit was increased to $200,000.  The line bears interest at a rate of 1% above the Wall Street Journal prime rate (6 % as of September 30, 2008) on all outstanding amounts and requires monthly payments of 1/36 of all principal amounts outstanding under the line plus interest.  The line of credit is secured by all the assets of the Company and the Company’s former parent.  The CEO, Paul Patrizio, has also personally guaranteed repayment of the line.  As of September 30, 2008 there is $200,950 outstanding under the line (including accrued interest).

In June 2008, PNC Bank extended to the Company a credit line of $10,000.  As of September 30, 2008, the line bears an interest rate of 15% on all outstanding balances.  As of September 30, 2008 there is $10,478 outstanding under the line (including accrued interest).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company granted Theseus 3,000,000 Class A Shares to be issued shortly.  In addition, the Company granted 36,000 Class A Shares for services rendered.

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

Bedminster Capital Corp

Date: November 13, 2008	By:	/s/ Paul Patrizio
Paul Patrizio
President, Chief Executive Officer, Chief Financial Officer